Form 10-Q
period 1997-06-30
HELICON CAPITAL CORP; HELICON GROUP LP
filed 1997-08-13
CIK 915772, 915767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                         Commission file number 33-72468
                                                33-72468-01

                            THE HELICON GROUP, L.P.
               (Exact name of registrant as specified in its charter)


        Delaware                       4841                   22-3248703
(State or other          (Primary Standard Industrial      (I.R.S. Employer
jurisdiction of           Classification Code Number)     Identification No.)
incorporation or
organization)


                              HELICON CAPITAL CORP.
            (Exact name of registrant as specified in its charter)


        Delaware                       4841                   22-3248702
(State or other          (Primary Standard Industrial      (I.R.S. Employer
jurisdiction of           Classification Code Number)     Identification No.)
incorporation or
organization)

                             630 Palisade Avenue
                     Englewood Cliffs, New Jersey 07632
                               (201) 568-7720
              (Address, including Zip Code and telephone number,
       including area code, of registrants' principal executive offices)

    Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                               Yes   X   No
                                   -----    -----

    The number of shares outstanding of the common stock of Helicon Capital Corp., as of August 12, 1997: 100.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

                                     INDEX

PART I.      FINANCIAL INFORMATION                                            PAGE
             ---------------------                                            ----
Unaudited Condensed Consolidated Balance Sheets as at
  December 31, 1996 and June 30, 1997................................           3

Unaudited Condensed Consolidated Statements of Operations for
   the three-month and six-month periods ended June 30, 1996
   and 1997.............................................................        4

Unaudited Condensed Consolidated Statement of Changes in
   Partners' Deficit for the six-month period ended
   June 30, 1997........................................................        5

Unaudited Condensed Consolidated Statements of Cash
   Flows for the six-month period ended June 30, 1996
   and 1997.............................................................        6

Notes to Unaudited Condensed Consolidated Financial Statements.......     7 and 9

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.............................         10-16

PART II.     OTHER INFORMATION

Exhibits and Reports on Form 8-K.....................................          16

Signature Page.......................................................          17

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

                    Condensed Consolidated Balance Sheets

                                                                               DECEMBER 31, 1996(a)  JUNE 30, 1997
                                                                               --------------------  -------------
                                                                                                      (UNAUDITED)
ASSETS

Cash and cash equivalents....................................................     $    5,751,189     $   2,749,834
Receivables from subscribers.................................................            795,568           851,979
Prepaid expenses and other assets............................................            959,916         1,574,920
Property, plant and equipment, net...........................................         28,887,133        36,040,091
Intangible assets and deferred costs, net....................................         21,751,852        33,288,589
                                                                               --------------------  -------------
      Total assets...........................................................     $   58,145,658     $  74,505,413
                                                                               --------------------  -------------
                                                                               --------------------  -------------

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable...........................................................     $    2,907,235     $   2,444,381
  Accrued expenses...........................................................            518,625           878,632
  Subscriptions received in advanced.........................................            371,464           400,334
  Accrued interest...........................................................          2,155,526         2,241,790
  Due to principal owner.....................................................          5,000,000         5,000,000
  Senior secured notes.......................................................        115,000,000       115,000,000
  Loans payable to bank......................................................          1,497,223        20,281,293
  Other notes payable........................................................          2,885,044         2,803,287
  Due to affiliates..........................................................            406,304            48,394
                                                                               --------------------  -------------
      Total liabilities......................................................        130,741,421       149,098,111
                                                                               --------------------  -------------

Partners' deficit:

  Accumulated partners' deficit..............................................        (72,594,763)      (74,591,698)
  Less capital contribution receivable.......................................             (1,000)           (1,000)
                                                                               --------------------  -------------
      Total partners' deficit................................................        (72,595,763)      (74,592,698)
                                                                               --------------------  -------------
      Total liabilities and partners' deficit................................     $   58,145,658     $  74,505,413
                                                                               --------------------  -------------
                                                                               --------------------  -------------

------------------------

(a) Balance Sheet at December 31, 1996 has been derived from Audited Consolidated Financial Statements at that date.

    See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

           Unaudited Condensed Consolidated Statements of Operations Three-Month and Six-Month Periods Ended June 30, 1996 and 1997

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            1996          1997           1996           1997
                                                        ------------  -------------  -------------  -------------
Revenues..............................................  $  9,552,425  $  10,287,323  $  18,872,174  $  20,696,330
                                                        ------------  -------------  -------------  -------------

Operating Expenses:
  Operating expenses..................................     2,575,322      2,862,583      5,144,056      5,828,852
  General and administrative expenses.................     1,499,384      1,575,849      2,942,417      3,187,598
  Marketing expenses..................................       289,655        308,266        554,283        637,871
  Depreciation and amortization.......................     2,474,091      2,557,504      4,906,993      5,102,806
  Management fee charged by affiliate.................       477,622        514,367        943,608      1,034,818
  Corporate and other expenses........................        84,131        108,124        161,927        195,562
                                                        ------------  -------------  -------------  -------------
    Total operating expenses..........................     7,400,205      7,926,693     14,653,284     15,987,507
                                                        ------------  -------------  -------------  -------------
    Operating income..................................     2,152,220      2,360,630      4,218,890      4,708,823

Interest expense......................................    (3,377,895)    (3,382,778)    (6,730,672)    (6,774,826)
Interest income.......................................        48,523         23,514        101,031         69,068
                                                        ------------  -------------  -------------  -------------
    Net loss..........................................  $ (1,177,152) $    (998,634) $  (2,410,751) $  (1,996,935)
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

  See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

    Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                      Six-Month Period Ended June 30, 1997

                                                                ACCUMULATED PARTNERS'
                                                                       DEFICIT
                                                                ----------------------
                                                                                              CAPITAL
                                                                 GENERAL       LIMITED       CONTRIBUTION
                                                                PARTNERS       PARTNERS       RECEIVABLE         TOTAL
                                                                ---------   -------------  -----------------  ------------
Balance at December 31, 1996..................................  $(359,419)  $ (72,235,344)    $   (1,000)     $(72,595,763)

Net Loss......................................................    (19,969)     (1,976,966)          --          (1,996,935)
                                                                ---------   -------------  -----------------  ------------
Balance at June 30, 1997......................................  $(379,388)  $ (74,212,310)    $   (1,000)     $(74,592,698)
                                                                ---------   -------------  -----------------  ------------
                                                                ---------   -------------  -----------------  ------------

     See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

            Unaudited Condensed Consolidated Statements of Cash Flows
                   Six-Month Period Ended June 30, 1996and 1997

                                                                                          1996          1997
                                                                                       -----------  -------------
Cash flows from operating activities:
  Net loss...........................................................................  $(2,410,751)  $ (1,996,935)
                                                                                       ------------  -------------
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization....................................................    4,906,993      5,102,806
    (Gain) loss on sale of equipment.................................................      (10,883)         2,310
    Amortization of debt discount....................................................    1,051,867       --
    Change in operating assets and liabilities:
      Increase in receivables from subscribers.......................................      (17,431)       (56,411)
      Increase in prepaid expenses and other assets..................................      (31,152)      (627,158)
      Decrease in accounts payable and accrued expenses..............................     (563,980)      (120,902)
      Increase in subscriptions received in advance..................................       55,651         28,870
      Increase in accrued interest...................................................       83,689         86,264
                                                                                       -----------   ------------
        Total adjustments............................................................    5,474,754      4,415,779
                                                                                       -----------   ------------
        Net cash provided by operating activities....................................    3,064,003      2,418,844
                                                                                       -----------   ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment.........................................   (1,863,036)    (1,901,118)
  Proceeds from sales of equipment...................................................       12,456         19,891
  Cash paid for net assets of cable television systems acquired......................      --         (21,664,843)
  Cash paid for net assets of internet business acquired.............................      (40,000)      --
  Increase in intangible assets and defferred costs..................................      (21,385)        (4,680)
                                                                                       -----------   ------------
        Net cash used in investing activities........................................   (1,911,965)   (23,550,750)
                                                                                       -----------   ------------

Cash flows from financing activities:
  Proceeds from bank loans...........................................................      400,000     20,285,000
  Repayment of bank loans............................................................     (136,111)    (1,500,930)
  Repayment of other notes payable...................................................     (230,393)      (518,739)
  Advances to affiliates.............................................................     (434,087)      (609,430)
  Repayments of advances to affiliates...............................................      651,291        474,650
                                                                                       -----------  -------------
        Net cash provided by financing activities....................................      250,700     18,130,551
                                                                                       -----------  -------------
        Netincrease (decrease) in cash and cash equivalents..........................    1,402,738     (3,001,355)

Cash and cash equivalents at beginning of period.....................................    3,984,816      4,751,189
                                                                                       -----------  -------------
Cash and cash equivalents at end of period...........................................  $ 5,387,554  $   1,749,834
                                                                                       -----------  -------------
                                                                                       -----------  -------------

Supplemental cash flow information:
  Interest paid......................................................................  $ 5,595,116  $   6,688,562
                                                                                       -----------  -------------
                                                                                       -----------  -------------
  Other non-cash items:
    Acquisition of property, plant and equipment through issuance of other notes
      payable........................................................................  $   376,221  $     436,982
                                                                                        -----------  -------------
                                                                                        -----------  -------------
    Net assets of internet business transferred to affiliate through an
      intercompany loan..............................................................      --       $     223,130
                                                                                       -----------  -------------
                                                                                       -----------  -------------

    See accompanying notes to unaudited condensed consolidated financial statements.

                   THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1996 and 1997

(1) ORGANIZATION AND NATURE OF BUSINESS

    The Helicon Group, L.P. (the "Partnership" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the State of Delaware to consolidate the ownership interests of Helicon Group Ltd. ("Helicon"); Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P., and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Partnership acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Partnership. The Company operates under the name of "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware Corporation, which is 100% owned by Mr. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. ("HPI") and 1% owned by Baum Investments, Inc., the general partner. The Company is managed by Helicon Corp., an affiliated management company.

    The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire.

(2) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at June 30, 1997, and their results of operations for the three month and six month periods ended June 30, 1996 and 1997 and cash flows for the six month periods ended June 30, 1996 and 1997. Information included in the condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1996 Form 10-K.

    HCC had nominal assets as of June 30, 1997 and had no operations from the date of incorporation to June 30, 1997. All intercompany accounts have been eliminated in consolidation. The results of operations for the six month periods ended June 30, 1996 and 1997 are not necessarily indicative of the results for a full year.

                     THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1996 and 1997

3) ACQUISITIONS

    On March 22, 1996, the Partnership acquired the net assets of a telephone dial-up internet access provider, serving approximately 350 customers in and around the area of Uniontown, Pennsylvania. The aggregate purchase price was $40,000.

    On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

    On April 8, 1996, the Company acquired a 1% interest in HPI Acquisition Co., LLC ("HPIAC"), a Delaware limited liability company for $1,000. The balance of HPIAC is owned by HPI. HPIAC was formed to acquire interests in cable television systems and related businesses. The Company's 1% interest in HPIAC's net loss to date is not material.

    On June 26, 1997, the Partnership acquired the net assets of a cable television system serving approximately 13,500 subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the town of Boone. The aggregate purchase price was $20,611,386 and was allocated to the net assets acquired which included, property, equipment and intangible assets. The Company utilized its available cash and the proceeds from a new credit facility it entered into with Banque Paribas consisting of $20,000,000 senior secured term loan facility to complete the acquisition (see Loans Payable--Banks below).

4) LOANS PAYABLE--BANKS

    On June 26, 1997, the Company entered into a $20,000,000 senior secured credit facility with Banque Paribas (the 1997 Credit Facility). The facility is non-amortizing and is due November 1, 2000. Borrowings under the facility financed the acquistion of certain cable television assets in North Carolina (see acquistion note above). Interest on the $20,000,000 outstanding are payable at specified margins over either LIBOR or the rate of interest publicly announced in New York City by The Chase Manhattan Bank from time to time as its prime commercial lending rate. The margins vary based on the Company's total leverage ratio, as defined, at the time of an advance. Currently interest is payable at LIBOR plus 2.75%.

    The 1997 Credit Facility is secured by a first perfected security interest in all of the assets of the Company and a pledge of all equity interests of the Company. The credit agreement contains various restrictive covenants that include the achievement of certain financial ratios relating to interest, fixed charges, leverage, limitations on capital expenditures, incurrence or guarantee of indebtedness, transactions with affiliates and distributions to members. In addition, management fees accrue at 5% of gross revenues.

    On June 23, 1997, the 1994 Credit Facility was repaid in full and the 1994 Credit Facility was terminated.

                     THE HELICON GROUP, L.P. AND WHOLLY OWNED
                             INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1996 and 1997

5) OTHER EVENTS

    On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Company made an intercompany loan due on demand to HPI in this amount.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three and six months ended June 30, 1996 and 1997, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

    Recent Cable Regulatory Developments.

    The Telecommunications Act of 1996, Public law 104-104, enacted on February 8, 1996 ("1996 Act") instituted sweeping changes in the telecommunications industries and has significantly increased the potential for competition to cable television, especially from telephone and electric utilities. The Act terminated the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T and eliminated the 1984 Cable Act codification of the FCC telephone cable/ cross-ownership regulations. As a result, long-distance telephone companies such as AT&T, MCI and Sprint are eligible to provide local exchange service, and the local exchange carriers, including the seven Regional Bell Operating Companies, GTE and the smaller independent telephone carriers, are eligible to provide long-distance service provided certain pre-conditions are met.

    The 1996 Act also permits telephone companies to compete directly with cable operators by repealing the telephone company-cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable both inside and outside their telephone service areas either as common carrier OVS provider or as a fully franchised cable operator.

    The Company anticipates that, over time, it will become subject to increasing competition from telephone companies, either directly as franchised operators or as OVS providers. It may also face increasing competition from electric utilities which have also been permitted to provide telecommunications services by the 1996 Act. This may have a material, but as yet undetermined, impact on the Company's operations.

    Although the 1996 Act eliminates the telephone/cable cross-ownership restrictions, it also contains a general prohibition on LEC acquisitions of cable systems. Cable operators are likewise generally prohibited from acquiring LEC systems, and joint ventures between cable operators and LEC's are also banned. There are certain exceptions for cable systems in rural areas and telephone exchanges and for small telephone companies.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    Under the 1996 Act the Company qualifies for small cable operator status that effectively removes it from rate regulation. The 1996 Act defines "small cable operators", as those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and defines "small cable systems" as those with less than 50,000 subscribers in the rate regulated franchise area. Where a system had only one tier of "basic" service as of December 31, 1994, it is immediately rate deregulated. Where it had a "basic" tier and an upper "CPS" tier, the CPS tier is immediately rate deregulated. The Company has a CPS tier only on its Vermont system where the rates are governed by a Social Contract entered into among the Company and the State of Vermont. The 1996 Act does not disturb existing or pending rate inquiries. In April 1997 the FCC declared the Company to be a "small cable operator" under the foregoing standards thereby deregulating rates for all but the Vermont system's broadcast basic level of service .

    The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. However, the FCC retains jurisdiction to investigate complaints of "predatory pricing". The 1996 Act eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions. In addition to the elimination of the telephone/cable cross-ownership restrictions, the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

    The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those "safe harbor" hours of the day when children are unlikely to view the programming. The FCC has adopted an interim "safe harbor" of 10:00 PM to 6:00 AM pending judicial review of that provision of the Act. Under the "safe harbor" approach, operators may continue carrying channels primarily dedicated to sexually explicit adult programming, even if they were not fully scrambled, as long as the indecent, sexually explicit programming was limited to the designated late night hours. The Delaware Federal District Court's Temporary Restraining Order, issued immediately following passage of the Act, was set aside by the Third Circuit Court of Appeals, which decision was upheld by the U.S. Supreme Court. While review of the provision will continue in the courts, operators must, in the meantime, comply with the scrambling or "safe harbor" requirements.

    The 1996 Act introduces several changes to the regulation of cable pole attachments that could have an effect on the Company. The FCC is directed to establish a new formula for poles used by cable operators which will result in higher pole rental rates. Any increases pursuant to this formula may not begin for 5 years and will be phased in over a 5 year period thereafter. This new FCC formula does not apply in states which certify they regulate pole rents. The 1996 Act also requires pole owners to impute pole rentals to themselves if they offer telecommunications or cable services. Additionally, cable operators need not pay for future "makeready" on poles currently used if the makeready is required to accommodate the attachments of another user, including the pole owner.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    Many provisions of the 1996 Act are still the subject of numerous FCC proceedings looking toward the implementation or clarification of the statutory dictates. The Company is unable at this time to assess the impact of those regulations on its operations.

    On March 31, 1997, the U.S. Supreme Court issued a decision upholding the requirement that cable television systems carry all local television broadcast stations (the "must carry" rules). Contrary to the expectations of most court observers, the Supreme Court did not find those rules to be an infringement of cable operators' First Amendment rights. Because those rules require that the Company set aside as much as one-third of its channel capacity for carriage of local television broadcast stations, they could have an impact on the Company's ability to carry new cable programming.

    In February 1997, the FCC released its Second Report and Order implementing revisions to its "Commercial Leased Access" rules for cable television operators. The FCC has adopted a revised rate formula and implemented other rules that will facilitate the mandatory leasing of as much as ten to fifteen percent of a cable operator's channels by unaffiliated commercial entities. The Company cannot at this time determine the impact on its operations of these rules.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.
    Revenues. Revenues increased $1,824,156 or 9.7% to $20,696,330. The increase in revenues was primarily attributed to increase in basic service and new program service rates and strong growth in advertising revenue. The average monthly cable revenue per basic subscriber increased from $35.95 in the 1996 period to $39.15 in the 1997 period. The $3.20 increase reflected primarily i) an increase of $1.61 in basic revenues; ii) an increase of $.56 due to the new program services; iii) an increase of $1.00 in advertising revenue; iv) a increase of $.04 in premium subscription revenue; and v) an decrease of $.01 in other services.

    Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $1,013,565 or 11.7% to $9,654,321. Approximately 30% of this increase reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.8% to 46.6% in the 1997 period.

    Depreciation and Amortization. Depreciation and amortization expenses increased $195,813 or 4.0% to $5,102,806, primarily as a result of $125,023 higher depreciation charges relating to capital expenditures made in 1996 and 1997 and $70,790 higher amortization expense.

    Management Fee Charged by Affiliate. Management fee expenses increased $91,210 or 9.7% to $1,034,818 consistent with the increase in revenues.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    Corporate and other expenses. Corporate and other expenses increased $33,635 or 20.8% to $195,562.

    Operating Income. Operating income for the six months ended June 30, 1997 increased $489,933 or 11.6% to $4,708,823 from the $4,218,890 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

    Interest Expense. Interest expense increased $44,154 or 0.7% to $6,774,826 primarily due to higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996 and lower interest expense on the 1994 Credit Facility due to lower balances outstanding.

    Interest Income. Interest income decreased $31,963 or 31.6% to $69,068 primarily due to lower average cash balances.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
1996.
    Revenues. Revenues increased $734,898 or 7.7% to $10,287,323. The increase in revenues was primarily attributed to increase in basic service and new program service rates and strong growth in advertising revenue. The average monthly cable revenue per basic subscriber increased from $36.33 in the 1996 period to $39.04 in the 1997 period. The $2.71 increase reflected primarily i) an increase of $1.32 in basic revenues; ii) an increase of $.53 due to the new program services; iii) an increase of $.91 in advertising revenue; iv) a increase of $.03 in premium subscription revenue; and v) an decrease of $.08 in other services.

    Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $382,337 or 8.8% to $4,746,698. Approximately 40.0% of this increase reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.7% in the 1996 period to 46.1% in the 1997 period.

    Depreciation and Amortization. Depreciation and amortization expenses increased $83,413 or 3.4% to $2,557,504 primarily as a result of $31,885 higher depreciation charges relating to capital expenditures made in 1996 and 1997 and $51,528 higher amortization expense.

    Management Fee Charged by Affiliate. Management fee expenses increased $36,475 or 7.7% to $514,367 consistent with the increase in revenues.

    Corporate and Other Expenses. Corporate and other expenses increased $23,993 or 28.5% to $108,124.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    Operating Income. Operating income for the three months ended June 30, 1997 increased $208,410 or 9.7% to $2,360,630 from the $2,152,220 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

    Interest Expense. Interest expense increased $4,883 or 0.1% to $3,382,778 primarily due to higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996 and lower interest expense on the 1994 Credit Facility due to lower balances outstanding.

    Interest Income. Interest income decreased $25,009 or 51,5% to $23,514 primarily due to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

    The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility, under which none was outstanding at June 30, 1997 and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none of which was outstanding at June 30, 1997, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at June 30, 1997, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $281,293 was outstanding at June 30, 1997. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

    The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances which often include significant amounts for capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    Cash flows provided by operating activities amounted to $3,064,003 for the six months ended June 30, 1996 compared to $2,418,844 net cash provided by operating activities in the six months ended June 30, 1997. The decline in cash generated from operations in the 1997 period compared to the 1996 period resulted primarily from the higher cash interest expense on the Senior Secured Notes in 1997 and the absence of the 1996 amortization of debt discount (non cash interest) offset in part by increased revenues that were in excess of the increases in cash operating costs.

    Net cash used in investing activities amounted to $1,911,965 and $23,550,750 for the six months ended June 30, 1996 and 1997, respectively, and included the following:

- In the 1996 period, the Partnership incurred $1,863,036 in capital expenditures related to the expansion and rebuilding of the Systems, paid $40,000 in connection with the acquisition of equipment and intangibles of an internet access provider and incurred $21,385 in other deferred costs.

- In the 1997 period, the Partnership incurred $1,901,118 in capital expenditures related to the expansion and rebuilding of the Systems, paid $21,664,843 in connection with the acquisition of property, plant and equipment and intangibles of a cable television system and incurred $4,680 in other deferred costs.

    Net cash provided by financing activities amounted to $250,700 and $18,130,551 for the six months ended June 30, 1996 and 1997, respectively, which included the following:

- In the 1996 and 1997 period, the Partnership borrowed $400,000 and $20,285,000, respectively, and made principal repayments of $136,111 and $1,500,930 respectively, under its bank credit facilities.

- In the 1996 and 1997 period, the Partnership made repayments of notes payable in the amounts of $230,393 and $518,739, respectively, which represented principal repayments under the Partnership's equipment credit facilities.

- Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

    Credit Agreements Of The Partnership. On June 30, 1997, the Partnership had cash, cash equivalents and certificates of deposits of $2,749,834 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000, all of which was outstanding, bearing interest at LIBOR plus 2.75%, secured by all the assets of the Company; (iii) $1,851,604 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iv) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $25,000 of Prime Subordinated Notes due July 31, 1997 in favor of a non affiliated third party pursuant to a Non-Negotiable Subordinated Promissory Note; (vi) $285,000 loan facility from a bank, of which $281,293 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; and (vii) $926,683 of certain other equipment credit facilities with various due dates not exceeding four years.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                            JUNE 30, 1996 AND 1997

    The Partnership believes that available working capital and cash flows generated from operations will be sufficient to allow it to meet its planned capital expenditures and meet its debt obligations and cover its other short and long-term liquidity needs. Also, while the Partnership presently sees no reason to do so, it could adjust scheduled capital expenditures if the Partnership's liquidity position so warrants.

Inflation

    Certain of the Partnership's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) A Report on Form 8-K was filed on July 11, 1997 reporting an event under Item 2 on Form 8-K in respect of which financial statements have not yet been filed with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1997             THE HELICON GROUP, L.P.
                                   (Registrant)


                                   By:   /s/ Herbert J. Roberts
                                         ----------------------------------
                                   Name: Herbert J. Roberts
                                   Title: Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                   HELICON CAPITAL CORP.
                                   Name: Herbert J. Roberts

Dated: August 12, 1997             By:   /s/ Herbert J. Roberts
                                         ----------------------------------
                                   Name: Herbert J. Roberts
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)